Form 10-Q
period 2000-06-30
COPELCO CAPITAL RECEIVABLES LLC
filed 2000-08-14
CIK 1087276

================================================================================



                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended June 30, 2000.
                                                 --------------

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.


          For the transition period from ___________ to ______________.


                        Commission File Number 333-79903


                         COPELCO CAPITAL RECEIVABLES LLC
             ------------------------------------------------------
             (exact name of Registrant as specified in its charter)


                                    DELAWARE
                    ----------------------------------------
                    (state of incorporation or organization)


                                EAST GATE CENTER
                               700 EAST GATE DRIVE
                       MOUNT LAUREL, NEW JERSEY 08054-5400
                                 (856) 231-9600
         --------------------------------------------------------------
         (Address and Telephone Number of Principal Executive Officers)


IRS Employer Identification No:  PENDING
                                 -------

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes   X      No
    ----       -----

================================================================================

*  Applicable only to Corporate Issuers:

Indicate the number of shares outstanding of each Issuer's classes of common stock, as of the latest practicable date. (Not Applicable)

The Registrant, a direct wholly owned subsidiary of Copelco Capital, Inc. ("Copelco") and an indirect wholly owned subsidiary of Citigroup Inc., meets the conditions set forth in General Instruction H(1)(A) and (B) of Form 10-Q and is, therefore, filing with the reduced disclosure format contemplated thereby.

                                      INDEX

                         COPELCO CAPITAL RECEIVABLES LLC

PART I - FINANCIAL INFORMATION

     Item 1.     Condensed Financial Statements
                   Balance Sheet--June 30, 2000
                   Statement of Operations and Retained Earnings--For the period ending June 30, 2000
     Item 2.     Management's Discussion and Analysis of Financial Condition And
                   Results of Operations
     Item 3.     Quantitative And Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION

     Item 5.     Other Information
     Item 6.     Exhibits and Reports on Form 8-K

                              FINANCIAL INFORMATION

Item 1.      Condensed Financial Statements

                         COPELCO CAPITAL RECEIVABLES LLC
                          UNAUDITED BALANCE SHEET AS OF
                                  JUNE 30, 2000

                                                                    06/30/00
                                                                ----------------
ASSETS:

     CASH                                                       $    27,793,999
     CASH - RESTRICTED                                               22,199,744

     DIRECT FINANCING LEASES:
        LEASE PAYMENTS RECEIVABLE                                 1,057,633,755
        ESTIMATED RESIDUAL VALUES                                   103,411,104
        LESS: UNEARNED INCOME                                     (147,628,478)
                                                                ---------------
        NET INVESTMENT IN DIRECT FINANCING LEASES                 1,013,416,381

TOTAL ASSETS                                                      1,063,410,124
                                                                ---------------
LIABILITIES:

     NOTES PAYABLE                                              $   889,088,594
     LEASE SECURITY DEPOSITS                                          3,985,795
     PAYABLE TO AFFILIATE                                            66,332,526
                                                                ---------------
TOTAL LIABILITIES                                                   959,396,915
                                                                ---------------
SHAREHOLDER'S EQUITY:
     COMMON STOCK                                                             0
     ADDITIONAL PAID IN CAPITAL                                     103,411,104
     RETAINED EARNINGS                                                  602,105

TOTAL SHAREHOLDER'S EQUITY                                          104,013,209
                                                                ---------------

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY                        $ 1,063,410,124
                                                                ===============

                         COPELCO CAPITAL RECEIVABLES LLC
             UNAUDITED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                       FOR THE PERIOD ENDING JUNE 30, 2000


                                                                       06/30/00
                                                                     -----------
REVENUES:

     DIRECT FINANCING LEASES                                         $12,244,308
     OTHER                                                               602,105
                                                                     -----------
TOTAL REVENUE                                                         12,846,413

EXPENSES:

     INTEREST                                                         11,094,536
     SELLING, GENERAL & ADMIN                                          1,149,772
                                                                     -----------
TOTAL EXPENSES                                                        12,244,308

INCOME BEFORE INCOME TAXES                                               602,105

     INCOME TAXES                                                           --
                                                                     -----------
NET INCOME                                                           $   602,105
                                                                     -----------
RETAINED EARNINGS:
     BEGINNING OF PERIOD                                             $         0
     END OF PERIOD                                                   $   602,105
                                                                     ===========

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

        Not Applicable.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

        Pursuant to General Instruction H(2)(C) of Form 10-Q, the information required by this item has been omitted.

                          PART II -- OTHER INFORMATION

Item 5. Other Information

        On May 22, 2000, Citigroup Inc. announced that it had completed its previously announced acquisition of all outstanding shares of Copelco Capital, Inc. from Itochu International, Inc.

Item 6. Exhibits and Reports on Form 8-K

          (A) The following exhibits are furnished pursuant to Item 601 of Regulation S-K:

               Exhibit No. 27 Financial Data Schedule

          (B)  Reports on Form 8-K

               On April 19, 2000 the Registrant filed a report on Form 8-K to file under Item 5 of the form, information regarding the announced acquisition of all outstanding shares of Copelco Capital, Inc. by Citigroup Inc.

               On April 27, 2000, the Registrant filed a current report on Form 8-K to file, under Item 2 of the form, information regarding the registration of up to $1,200,000,000 in principal amount of lease-backed notes, by a Registration Statement on Form S-3 and the issuance of $883,148,838 in aggregate principal amount of Series 2000-A Lease-Backed Notes

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            COPELCO CAPITAL RECEIVABLES LLC

                                            BY:  COPELCO MANAGER, INC.
                                               ---------------------------------
                                                     As Manager

Date: August 14, 2000

                                            /s/ NICHOLAS ANTONACCIO
                                            ------------------------------------
                                            Nicholas Antonaccio
                                            Vice President-Finance & Treasurer