Form 10-Q
period 2000-09-30
COPELCO CAPITAL RECEIVABLES LLC
filed 2000-11-13
CIK 1087276

================================================================================



                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended September 30, 2000.

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

     Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

     Item 3. Quantitative And Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

                              FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

                         COPELCO CAPITAL RECEIVABLES LLC
                          UNAUDITED BALANCE SHEET AS OF
                               SEPTEMBER 30, 2000

                                                                     09/30/00
                                                                  --------------

ASSETS:
     CASH                                                         $  29,522,100
     CASH - RESTRICTED                                                9,293,907

     DIRECT FINANCING LEASES:
     LEASE PAYMENTS RECEIVABLE                                      948,872,953
                                                                  -------------
     LESS:  UNEARNED INCOME                                        (125,806,890)
                                                                  -------------
     NET INVESTMENT IN DIRECT FINANCING LEASES                      823,066,063

TOTAL ASSETS                                                      $ 861,882,070
                                                                  -------------
LIABILITIES:
     NOTES PAYABLE                                                $ 827,780,545
     LEASE SECURITY DEPOSITS                                          3,974,152
     PAYABLE TO AFFILIATE                                            28,873,051
                                                                  -------------
TOTAL LIABILITIES                                                   860,627,748
                                                                  -------------
SHAREHOLDER'S EQUITY:
     COMMON STOCK                                                             0
     ADDITIONAL PAID IN CAPITAL                                               0
     RETAINED EARNINGS                                                1,254,322

TOTAL SHAREHOLDER'S EQUITY                                            1,254,322
                                                                  -------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY                          $ 861,882,070
                                                                  =============

                         COPELCO CAPITAL RECEIVABLES LLC
             UNAUDITED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                    FOR THE PERIOD ENDING SEPTEMBER 30, 2000


                                                                      09/30/00
                                                                     -----------
REVENUES:
     DIRECT FINANCING LEASES                                         $17,764,984
     OTHER                                                               652,217

TOTAL REVENUE                                                         18,417,202
                                                                     -----------

EXPENSES:
     INTEREST                                                         16,096,806
     SELLING, GENERAL & ADMIN                                          1,668,178

TOTAL EXPENSES                                                        17,764,984
                                                                     -----------
NET INCOME
                                                                     $   652,217
                                                                     ===========
RETAINED EARNINGS:
     BEGINNING OF PERIOD                                             $   602,105
     END OF PERIOD                                                   $ 1,254,322
                                                                     ===========

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

          Not Applicable.

Item 3.   Quantitative And Qualitative Disclosures About Market Risk

          Pursuant to General Instruction H(2)(C) of Form 10-Q, the information required by this item has been omitted.

                          PART II -- OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          The following exhibit is furnished pursuant to Item 601 of Regulation S-K:

               Exhibit No. 27 Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            COPELCO CAPITAL RECEIVABLES LLC



                                            BY:  COPELCO MANAGER, INC.
                                                     As Manager

Date: November 13, 2000

                                            /s/ NICHOLAS ANTONACCIO
                                            ------------------------------------
                                            Nicholas Antonaccio
                                            Vice President-Finance & Treasurer