Form 10-K
period 2000-12-31
COPELCO CAPITAL RECEIVABLES LLC
filed 2001-05-02
CIK 1087276

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from ______________ to ___________________.


                         COPELCO CAPITAL RECEIVABLES LLC
           (exact name of Registrants as specified in their charters)

                                    Delaware
                    (state of incorporation or organization)

                                East Gate Center
                               700 East Gate Drive
                       Mount Laurel, New Jersey 08054-5400
                                 (856) 231-9600
         (Address and Telephone Number of Principal Executive Officers)

Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934: None.

Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes          X                      No
         ----------                      ----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrants. None.

     The Registrant meets the conditions set forth in General Instruction
(I)(1)(a), (b) and (c) and is therefore filing this Form 10-K with the reduced disclosure format permitted thereunder.

     The Registrant will file the Audited Consolidated Financial Statements of the Registrant as soon as such Audited Consolidated Financial Statements have been prepared. The Registrant expects that such Audited Consolidated Financial Statements will be available in the near future. Until that time, in lieu of such filing, the Registrant now files its Unaudited Consolidated Financial Statements.

                                     PART I

ITEM 1. BUSINESS

        The Registrant is a wholly-owned bankruptcy-remote subsidiary of Citicorp Vender Finance, Inc. The Registrant was formed solely for the purpose of acquiring from Citicorp Vender Finance, Inc. certain leases (the "Leases") and interests in the equipment underlying the leases (the "Equipment"), and securitizing the Leases and the Equipment through the issuance of debt securities (the "Notes"). As a bankruptcy-remote entity, the Registrant's operations are restricted so that (a) it does not engage in business with, or incur liabilities to, any entity (other than the indenture trustee on behalf of the holders of the Notes and Citicorp Vender Finance, Inc.) which may bring bankruptcy proceedings against the Registrant and (b) the risk that it will be consolidated into the bankruptcy proceedings of any other entity is diminished. The Registrant has no other assets except the Leases and the Equipment, and proceeds thereof.

ITEM 2. PROPERTIES

        None.

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The sole holder of the equity shares of Copelco Capital Receivables LLC is Citicorp Vender Finance, Inc. There is currently no market for such equity shares nor is it anticipated that such a market will develop.

ITEM 6. SELECTED FINANCIAL DATA

        Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

        See Unaudited Consolidated Financial Statements beginning on page F-1.

ITEM 9. CHANGE IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

         Not Applicable.

ITEM 11. EXECUTIVE COMPENSATION

         Not Applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Not Applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not Applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as part of this Report:

         (1)  Financial Statements.

              See Unaudited Consolidated Financial Statements beginning on page F-1 hereto.

         (2)  Exhibits
              Financial Data Schedule

         (b)  Reports on Form 8-K
              None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Copelco Capital Receivables LLC has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                              COPELCO CAPITAL RECEIVABLES LLC

                              By:  COPELCO MANAGER, INC.
                                      as Manager

                              By:       /s/  ALVARO DAMIANI
                                      -----------------------------------------
                                      Name:  Alvaro Damiani
                                      Title: Vice President

                              Dated:  May 1, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Copelco Manager, Inc. as Manager of Copelco Capital Receivables LLC.

                              By:       /s/  ALVARO DAMIANI
                                      -----------------------------------
                                      Name:  Alvaro Damiani
                                      Title: Vice President

                              Dated May 1, 2001

                              FINANCIAL STATEMENTS

                         COPELCO CAPITAL RECEIVABLES LLC
                          UNAUDITED BALANCE SHEET AS OF
                                DECEMBER 31, 2000

                                                                   12/31/00
                                                                 ------------

ASSETS:

         CASH                                                     $27,370,668
         CASH - RESTRICTED                                          9,308,667

         DIRECT FINANCING LEASES:
            LEASE PAYMENTS RECEIVABLE                             871,712,453
            LESS:  UNEARNED INCOME                               (109,651,124)
                                                                 ------------

            NET INVESTMENT IN DIRECT FINANCING
                     LEASES                                       762,061,329

TOTAL ASSETS                                                     $798,740,664
                                                                 ------------

LIABILITIES:

         NOTES PAYABLE                                           $765,124,042
         LEASE SECURITY DEPOSITS                                    3,880,941
         PAYABLE TO AFFILIATE                                      27,869,142
                                                                 ------------

TOTAL LIABILITIES                                                 796,874,125
                                                                 ------------

SHAREHOLDER'S EQUITY:

         RETAINED EARNINGS                                          1,866,539

TOTAL SHAREHOLDER'S EQUITY                                          1,866,539
                                                                 ------------

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY                         $798,740,664
                                                                 ============

                         COPELCO CAPITAL RECEIVABLES LLC
             UNAUDITED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                      FOR THE YEAR ENDING DECEMBER 31, 2000

                                                                      12/31/00
                                                                    -----------
REVENUES:

         DIRECT FINANCING LEASES                                    $46,610,161
         OTHER                                                        1,866,539

TOTAL REVENUE                                                        48,476,700
                                                                    -----------

EXPENSES:

         INTEREST                                                    42,239,918
         SELLING, GENERAL & ADMIN.                                    4,370,243

TOTAL EXPENSES                                                       46,610,161
                                                                    -----------
NET INCOME                                                          $ 1,866,539
                                                                    ===========


RETAINED EARNINGS:

         BEGINNING OF PERIOD                                                 $0
         END OF PERIOD                                               $1,866,539
                                                                     ==========