Form 10-Q
period 2001-03-31
COPELCO CAPITAL RECEIVABLES LLC
filed 2001-08-06
CIK 1087276

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2001.

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from ___________ to ______________.

                        Commission File Number 333-79903

                         COPELCO CAPITAL RECEIVABLES LLC
             (exact name of Registrant as specified in its charter)

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

Yes   X           No
    -----           -----

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


PART I- FINANCIAL INFORMATION

     Item 1.  Condensed Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

     Item 3.  Quantitative And Qualitative Disclosures About Market Risk

PART II- OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION



Item 1. Condensed Financial Statements

                         COPELCO CAPITAL RECEIVABLES LLC
                          UNAUDITED BALANCE SHEET AS OF
                                 MARCH 31, 2001

                                                                      3/31/01
                                                                  -------------
ASSETS:

   CASH                                                              30,742,542
   CASH - RESTRICTED                                                  9,308,438

   DIRECT FINANCING LEASES:
      LEASE PAYMENTS RECEIVABLE                                     790,450,380
      ESTIMATED RESIDUAL VALUES
      LESS:  UNEARNED INCOME                                        (94,698,174)
                                                                  -------------

      NET INVESTMENT IN DIRECT FINANCING LEASES                     695,752,207
                                                                  -------------

TOTAL ASSETS                                                        735,803,187
                                                                  -------------
LIABILITIES:

   NOTES PAYABLE                                                    703,215,646
   LEASE SECURITY DEPOSITS                                            3,880,941
   PAYABLE TO AFFILIATE                                              26,004,340
                                                                  -------------

TOTAL LIABILITIES                                                   733,100,927
                                                                  -------------
SHAREHOLDER'S EQUITY:
   COMMON STOCK                                                               0
   ADDITIONAL PAID IN CAPITAL                                                 0
   RETAINED EARNINGS                                                  2,702,260

TOTAL SHAREHOLDER'S EQUITY                                            2,702,260


TOTAL LIABILITIES & SHAREHOLDER'S EQUITY                          $ 735,803,187
                                                                  =============

                         COPELCO CAPITAL RECEIVABLES LLC
             UNAUDITED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                      FOR THE PERIOD ENDING MARCH 31, 2001


                                                                       3/31/01
                                                                   -------------
REVENUES:

   DIRECT FINANCING LEASES                                            15,277,812
   OTHER                                                                 835,721
                                                                   -------------
TOTAL REVENUE                                                         16,133,533


EXPENSES:

   INTEREST                                                           13,843,186
   SELLING, GENERAL & ADMIN                                            1,434,626
                                                                   -------------
TOTAL EXPENSES                                                        15,277,812


                                                                   -------------
NET INCOME                                                               835,721
                                                                   =============
RETAINED EARNINGS:
   BEGINNING OF PERIOD                                                 1,866,539
   END OF PERIOD                                                       2,702,260
                                                                   =============

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


                                            COPELCO CAPITAL RECEIVABLES LLC



                                            BY:  COPELCO MANAGER, INC.
                                                 As Manager

Date: August 2, 2001

                                            /s/ ALVARO DAMIANI
                                            ------------------------------------
                                                Alvaro Damiani
                                                Vice President