Form 10-Q
period 2001-06-30
COPELCO CAPITAL RECEIVABLES LLC
filed 2001-08-15
CIK 1087276

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2001.

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

PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K
     Not applicable.

                         PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

                         COPELCO CAPITAL RECEIVABLES LLC
                          UNAUDITED BALANCE SHEET AS OF
                                  JUNE 30, 2001

                                                                     06/30/01
                                                                   ------------
ASSETS:

     CASH                                                            30,410,450
     CASH - RESTRICTED                                                9,370,056

     DIRECT FINANCING LEASES:
        LEASE PAYMENTS RECEIVABLE                                   714,988,532
        ESTIMATED RESIDUAL VALUES
        LESS:  UNEARNED INCOME                                      (80,968,150)
                                                                   ------------

        NET INVESTMENT IN DIRECT FINANCING LEASES                   634,020,382


TOTAL ASSETS                                                        673,800,888
                                                                   ------------

LIABILITIES:

     NOTES PAYABLE                                                  643,309,975
     LEASE SECURITY DEPOSITS                                          3,880,940
     PAYABLE TO AFFILIATE                                            23,378,969
                                                                   ------------

TOTAL LIABILITIES                                                   670,569,884
                                                                   ------------

SHAREHOLDER'S EQUITY:
     COMMON STOCK                                                             0
     ADDITIONAL PAID IN CAPITAL                                               0
     RETAINED EARNINGS                                                3,231,004

TOTAL SHAREHOLDER'S EQUITY                                            3,231,004
                                                                   ------------

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY                           $673,800,888
                                                                   ============

                         COPELCO CAPITAL RECEIVABLES LLC
             UNAUDITED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                       FOR THE PERIOD ENDING JUNE 30, 2001


                                                                       06/30/01
                                                                     -----------
REVENUES:

     DIRECT FINANCING LEASES                                         $14,035,391
     OTHER                                                               528,744
                                                                     -----------
TOTAL REVENUE                                                        $14,564,135


EXPENSES:

     INTEREST                                                        $12,717,431
     SELLING, GENERAL & ADMIN                                          1,317,960
                                                                     -----------

TOTAL EXPENSES                                                       $14,035,391
                                                                     -----------

NET INCOME                                                           $   528,744
                                                                     ===========
RETAINED EARNINGS:
     BEGINNING OF PERIOD                                             $ 2,702,260
     END OF PERIOD                                                   $ 3,231,004

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

        Not Applicable.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            COPELCO CAPITAL RECEIVABLES LLC



                                            BY:  COPELCO MANAGER, INC.
                                                 As Manager

Date: August 15, 2001

                                            /s/ Alvaro Damiani
                                            ------------------------------------
                                            Alvaro Damiani
                                            Vice President