Form 10-Q
period 2001-09-30
COPELCO CAPITAL RECEIVABLES LLC
filed 2001-11-27
CIK 1087276

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2001.

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

Yes            X           No
         --------------         --------------

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

PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION



Item 1. Condensed Financial Statements

                         COPELCO CAPITAL RECEIVABLES LLC
                          UNAUDITED BALANCE SHEET AS OF
                               SEPTEMBER 30, 2001

                                                               09/30/01
                                                             -------------
ASSETS:
         CASH .......................................           26,186,230
         CASH - RESTRICTED ..........................            9,308,685

         DIRECT FINANCING LEASES:
            LEASE PAYMENTS RECEIVABLE ...............          644,621,018
            ESTIMATED RESIDUAL VALUES
            LESS: UNEARNED INCOME ....................         (68,427,442)
                                                             -------------
            NET INVESTMENT IN DIRECT FINANCING LEASES          576,193,576

                                                             -------------
TOTAL ASSETS ........................................          611,688,491

LIABILITIES:
         NOTES PAYABLE ..............................          580,261,082
         LEASE SECURITY DEPOSITS ....................            3,742,956
         PAYABLE TO AFFILIATE .......................           24,060,003
                                                             -------------

TOTAL LIABILITIES ...................................          608,064,041
                                                             -------------

SHAREHOLDER'S EQUITY:
         COMMON STOCK ...............................                    0
         ADDITIONAL PAID IN CAPITAL .................                    0
         RETAINED EARNINGS ..........................            3,624,450

TOTAL SHAREHOLDER'S EQUITY ..........................            3,624,450
                                                             -------------


TOTAL LIABILITIES & SHAREHOLDER'S EQUITY ............        $ 611,688,491
                                                             =============

                         COPELCO CAPITAL RECEIVABLES LLC
             UNAUDITED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                    FOR THE PERIOD ENDING SEPTEMBER 30, 2001

                                                                      09/30/01
                                                                     ----------
REVENUES:
         DIRECT FINANCING LEASES............................         12,807,386
         OTHER .............................................            393,446

                                                                     ----------
TOTAL REVENUE ..............................................         13,200,832


EXPENSES:
         INTEREST ..........................................         11,604,739
         SELLING, GENERAL & ADMIN...........................          1,202,647

                                                                     ----------
TOTAL EXPENSES .............................................         12,807,386

                                                                     ----------
NET INCOME..................................................            393,446
                                                                     ==========


RETAINED EARNINGS:
         BEGINNING OF PERIOD ...............................          3,231,004
         END OF PERIOD .....................................          3,624,450
                                                                     ==========

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

                                            COPELCO CAPITAL RECEIVABLES LLC



                                            BY: COPELCO MANAGER, INC.
                                                As Manager

Date: November 26, 2001

                                            /s/ ALVARO DAMIANI
                                            -----------------------------------
                                            Alvaro Damiani
                                            Vice President